Form 10-Q
period 2001-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D
filed 2001-11-13
CIK 811031, 806613, 799178

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2001


Commission File Number:

      I-D:  0-15831           I-E:  0-15832           I-F:  0-15833


                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           --------------------------------------------------------
      (Exact name of Registrant as specified in its Articles)


                                          I-D 73-1265223
                                          I-E 73-1270110
         Oklahoma                         I-F 73-1292669
----------------------------    -------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                       Number)
     organization)


   Two West Second Street, Tulsa, Oklahoma              74103
   ------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:(918) 583-1791



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                  2001             2000
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $223,574       $  238,748
   Accounts receivable:
      Oil and gas sales                           106,752          238,567
                                                 --------       ----------
        Total current assets                     $330,326       $  477,315

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  477,270          465,035

DEFERRED CHARGE                                   121,991          121,991
                                                 --------       ----------
                                                 $929,587       $1,064,341
                                                 ========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                              $  9,473       $    8,646
   Gas imbalance payable                           33,399           37,628
                                                 --------       ----------
        Total current liabilities                $ 42,872       $   46,274

ACCRUED LIABILITY                                $ 39,300       $   41,157

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($ 30,229)     ($   11,358)
   Limited Partners, issued and
      outstanding, 7,195 units                    877,644          988,268
                                                 --------       ----------
        Total Partners' capital                  $847,415       $  976,910
                                                 --------       ----------
                                                 $929,587       $1,064,341
                                                 ========       ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                2001              2000
                                              ---------         ---------

REVENUES:
   Oil and gas sales                           $217,296          $370,080
   Interest income                                1,701             2,885
                                               --------          --------
                                               $218,997          $372,965

COSTS AND EXPENSES:
   Lease operating                             $ 31,636          $ 27,725
   Production tax                                13,807            25,077
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 14,957            17,576
   General and administrative
      (Note 2)                                   22,037            22,257
                                               --------          --------
                                               $ 82,437          $ 92,635
                                               --------          --------

NET INCOME                                     $136,560          $280,330
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 22,323          $ 44,078
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $114,237          $236,252
                                               ========          ========
NET INCOME per unit                            $  15.88          $  32.84
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========







         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001             2000
                                              ----------        ---------

REVENUES:
   Oil and gas sales                           $872,478          $958,710
   Interest income                                6,487             6,807
   Gain on sale of oil and gas
      properties                                  2,933                 -
                                               --------          --------
                                               $881,898          $965,517

COSTS AND EXPENSES:
   Lease operating                             $119,199          $118,878
   Production tax                                60,980            63,059
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 36,200            54,264
   General and administrative
      (Note 2)                                   80,742            71,163
                                               --------          --------
                                               $297,121          $307,364
                                               --------          --------

NET INCOME                                     $584,777          $658,153
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 91,401          $105,299
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $493,376          $552,854
                                               ========          ========
NET INCOME per unit                            $  68.57          $  76.84
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $584,777          $658,153
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                36,200            54,264
      Gain on sale of oil and gas
        properties                             (   2,933)                -
      (Increase) decrease in accounts
        receivable - oil and gas sales           131,815         ( 110,102)
      Increase (decrease) in accounts
        payable                                      827         (   7,843)
      Decrease in gas imbalance payable        (   4,229)                -
      Decrease in accrued liability            (   1,857)                -
                                                --------          --------
Net cash provided by operating
   activities                                   $744,600          $594,472
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 48,528)        ($  2,714)
   Proceeds from sale of oil and
      gas properties                               3,026               686
                                                --------          --------
Net cash used by investing activities          ($ 45,502)        ($  2,028)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($714,272)        ($518,134)
                                                --------          --------
Net cash used by financing activities          ($714,272)        ($518,134)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 15,174)         $ 74,310

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           238,748           183,942
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $223,574          $258,252
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,170,449        $1,309,542
   Accounts receivable:
      Oil and gas sales                          737,125         1,320,349
                                              ----------        ----------
        Total current assets                  $1,907,574        $2,629,891

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               3,075,248         3,140,757

DEFERRED CHARGE                                  675,247           675,247
                                              ----------        ----------
                                              $5,658,069        $6,445,895
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   74,200        $   71,113
   Gas imbalance payable                         116,370           159,002
                                              ----------        ----------
        Total current liabilities             $  190,570        $  230,115

ACCRUED LIABILITY                             $  234,448        $  243,815

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  103,311)      ($   25,660)
   Limited Partners, issued and
      outstanding, 41,839 units                5,336,362         5,997,625
                                              ----------        ----------
        Total Partners' capital               $5,233,051        $5,971,965
                                              ----------        ----------
                                              $5,658,069        $6,445,895
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001             2000
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $1,349,455       $1,909,516
   Interest income                                 9,934           14,160
   Gain on sale of oil and gas
      properties                                       -           89,900
                                              ----------       ----------
                                              $1,359,389       $2,013,576

COSTS AND EXPENSES:
   Lease operating                            $  253,910       $  201,031
   Production tax                                 84,503          129,012
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 134,962          139,833
   General and administrative
      (Note 2)                                   123,372          124,868
                                              ----------       ----------
                                              $  596,747       $  594,744
                                              ----------       ----------

NET INCOME                                    $  762,642       $1,418,832
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  131,801       $  230,278
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $  630,841       $1,188,554
                                              ==========       ==========
NET INCOME per unit                           $    15.08       $    28.41
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001             2000
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $5,257,927       $4,891,139
   Interest income                                36,675           34,303
   Gain on sale of oil and gas
      properties                                   9,546           89,900
                                              ----------       ----------
                                              $5,304,148       $5,015,342

COSTS AND EXPENSES:
   Lease operating                            $  754,056       $  664,257
   Production tax                                346,753          319,748
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 344,974          431,393
   General and administrative
      (Note 2)                                   382,817          401,077
                                              ----------       ----------
                                              $1,828,600       $1,816,475
                                              ----------       ----------

NET INCOME                                    $3,475,548       $3,198,867
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  562,811       $  535,080
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $2,912,737       $2,663,787
                                              ==========       ==========
NET INCOME per unit                           $    69.62       $    63.67
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                               -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $3,475,548       $3,198,867
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 344,974          431,393
      Gain on sale of oil and gas
        properties                             (     9,546)     (    89,900)
      (Increase) decrease in accounts
        receivable - oil and gas sales             583,224      (   442,065)
      Increase in accounts receivable -
        related party                                    -      (       959)
      Increase (decrease) in accounts
        payable                                      3,087      (    35,710)
      Decrease in gas imbalance payable        (    42,632)               -
      Decrease in accrued liability            (     9,367)               -
                                                ----------       ----------
Net cash provided by operating
   activities                                   $4,345,288       $3,061,626
                                                ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  286,642)     ($   89,038)
   Proceeds from sale of oil and gas
      properties                                    16,723                -
                                                ----------       ----------
Net cash used by investing activities          ($  269,919)     ($   89,038)
                                                ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($4,214,462)     ($2,607,369)
                                                ----------       ----------
Net cash used by financing activities          ($4,214,462)     ($2,607,369)
                                                ----------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($  139,093)      $  365,219

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,309,542          891,310
                                                ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,170,449       $1,256,529
                                                ==========       ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  251,194        $  437,623
   Accounts receivable:
      Oil and gas sales                          194,457           359,478
                                              ----------        ----------
        Total current assets                  $  445,651        $  797,101

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 917,634         1,000,652

DEFERRED CHARGE                                  464,191           464,191
                                              ----------        ----------
                                              $1,827,476        $2,261,944
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   34,180        $   32,992
   Gas imbalance payable                          43,416            67,508
                                              ----------        ----------
        Total current liabilities             $   77,596        $  100,500

ACCRUED LIABILITY                             $  185,520        $  185,520

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   12,355)       $    7,531
   Limited Partners, issued and
      outstanding, 14,321 units                1,576,715         1,968,393
                                              ----------        ----------
        Total Partners' capital               $1,564,360        $1,975,924
                                              ----------        ----------
                                              $1,827,476        $2,261,944
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                              ----------        ----------

REVENUES:
   Oil and gas sales                           $365,798          $522,159
   Interest income                                2,092             4,087
   Gain on sale of oil and gas
      properties                                      -            63,355
                                               --------          --------
                                               $367,890          $589,601

COSTS AND EXPENSES:
   Lease operating                             $110,972          $ 96,657
   Production tax                                20,586            34,396
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 39,730            33,976
   General and administrative
      (Note 2)                                   42,883            43,351
                                               --------          --------
                                               $214,171          $208,380
                                               --------          --------

NET INCOME                                     $153,719          $381,221
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 28,307          $ 61,327
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $125,412          $319,894
                                               ========          ========
NET INCOME per unit                            $   8.75          $  22.34
                                               ========          ========
UNITS OUTSTANDING                                14,321            14,321
                                               ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                              -----------       -----------

REVENUES:
   Oil and gas sales                           $1,351,289        $1,464,412
   Interest income                                 10,272            10,084
   Gain on sale of oil and gas
      properties                                   38,675            63,355
                                               ----------        ----------
                                               $1,400,236        $1,537,851

COSTS AND EXPENSES:
   Lease operating                             $  327,916        $  313,152
   Production tax                                  82,244            91,347
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  101,770           107,977
   General and administrative
      (Note 2)                                    142,860           139,042
                                               ----------        ----------
                                               $  654,790        $  651,518
                                               ----------        ----------

NET INCOME                                     $  745,446        $  886,333
                                               ==========        ==========
GENERAL PARTNER - NET INCOME                   $  119,124        $  146,554
                                               ==========        ==========
LIMITED PARTNERS - NET INCOME                  $  626,322        $  739,779
                                               ==========        ==========
NET INCOME per unit                            $    43.73        $    51.66
                                               ==========        ==========
UNITS OUTSTANDING                                  14,321            14,321
                                               ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                     2001           2000
                                                  ----------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $  745,446      $886,333
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   101,770       107,977
      Gain on sale of oil and gas
        properties                               (    38,675)    (  63,355)
      (Increase) decrease in accounts
        receivable - oil and gas sales               165,021     ( 100,746)
      Increase in accounts receivable -
        related party                                      -     (     672)
      Increase (decrease) in accounts
        payable                                        1,188     (   1,462)
      Decrease in gas imbalance payable          (    24,092)         -
                                                  ----------      --------
Net cash provided by operating
   activities                                     $  950,658      $828,075
                                                  ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($   20,825)    ($ 58,974)
   Proceeds from sale of oil and gas
      properties                                      40,748             -
                                                  ----------      --------
Net cash provided (used) by investing
   activities                                     $   19,923     ($ 58,974)
                                                  ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($1,157,010)    ($697,211)
                                                  ----------      --------
Net cash used by financing activities            ($1,157,010)    ($697,211)
                                                  ----------      --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              ($  186,429)     $ 71,890

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                               437,623       254,500
                                                  ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $  251,194      $326,390
                                                  ==========      ========

         The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 2001, combined statements of operations for the three and nine months ended September 30, 2001 and 2000, and combined statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 2001, the combined results of operations for the three and nine months ended September 30, 2001 and 2000, and the combined cash flows for the nine months ended September 30, 2001 and 2000.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $1,000 initial capital contribution.

      OIL AND GAS PROPERTIES
      ----------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion, of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner prior to their transfer to the Partnerships. Leasehold impairment is recognized based upon an individual property assessment and exploratory experience. Upon discovery of commercial reserves, leasehold costs are transferred to producing properties.

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage value.

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2001, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                    $2,051                 $ 19,986
               I-E                     7,152                  116,220
               I-F                     3,103                   39,780

      During the nine months ended September 30, 2001, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                   $20,784                 $ 59,958
               I-E                    34,157                  348,660
               I-F                    23,520                  119,340

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.

GENERAL
-------

      The Partnerships are engaged in the business of acquiring and operating producing oil and gas properties located in the continental United States. In general, a Partnership acquired producing properties and did not engage in development drilling or enhanced recovery projects, except as an incidental part of the management of the producing properties acquired. Therefore, the economic life of each Partnership, and its related Production Partnership, is limited to the period of time required to fully produce its acquired oil and gas reserves. The net proceeds from the oil and gas operations are distributed to the Limited Partners and the General Partner in accordance with the terms of the Partnerships' partnership agreements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:
                                                            Limited
                                   Date of              Partner Capital
              Partnership        Activation              Contributions
              -----------     ------------------        ---------------

                 I-D          March 4, 1986               $ 7,194,700
                 I-E          September 10, 1986           41,839,400
                 I-F          December 16, 1986            14,320,900

      In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2001 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletion or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the nine months ended September 30, 2001, capital expenditures for the I-D and I-E Partnerships totaled $48,528 and $286,642, respectively. These expenditures were primarily due to the successful recompletion on the Haley 08-1 well located in Winkler County, Texas, in which the I-D and I-E Partnerships own working interests of approximately 12.3% and 7.3%, respectively.

      Pursuant to the terms of the Partnerships' partnership agreements (the "Partnership Agreements"), the Partnerships would have terminated on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has previously exercised the first extension for each Partnership, thereby extending their terms to December 31, 2001. The General Partner currently intends to extend the terms of the Partnerships for their second two year extension period to December 31, 2003.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variables affecting the Partnerships' revenues are the prices received for the sale of oil and gas and the volumes of oil and gas produced. The Partnerships' production is mainly natural gas, so such pricing and volumes are the most significant factors.

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Partnerships' historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last several months, however, spot gas prices have substantially declined. A weakening economy and recent terrorist activities may result in additional downward pricing pressure. It is not possible to accurately predict future pricing direction.

      I-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2001             2000
                                                  --------         --------
      Oil and gas sales                           $217,296         $370,080
      Oil and gas production expenses             $ 45,443         $ 52,802
      Barrels produced                                 754            1,508
      Mcf produced                                  76,327           79,570
      Average price/Bbl                           $  25.30         $  33.18
      Average price/Mcf                           $   2.60         $   4.02

      As shown in the table above, total oil and gas sales decreased $152,784 (41.3%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $109,000 was related to a decrease in the average price of gas sold and approximately $25,000 was related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 754 barrels and 3,243 Mcf, respectively, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to the shutting-in of one significant well in order to perform a workover during the three months ended September 30, 2001. Average oil and gas prices decreased to $25.30 per barrel and $2.60 per Mcf, respectively, for the three months ended September 30, 2001 from $33.18 per barrel and $4.02 per Mcf, respectively, for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $7,359 (13.9%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 20.9% for the three months ended September 30, 2001 from 14.3% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,619 (14.9%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 6.9% for the three months ended September 30, 2001 from 4.7% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $220 (1.0%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 10.1% for the three months ended September 30, 2001 from 6.0% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    2001             2000
                                                  --------         --------
      Oil and gas sales                           $872,478         $958,710
      Oil and gas production expenses             $180,179         $181,937
      Barrels produced                               2,561            5,066
      Mcf produced                                 180,313          243,202
      Average price/Bbl                           $  27.20         $  31.10
      Average price/Mcf                           $   4.45         $   3.29

      As shown in the table above, total oil and gas sales decreased $86,232 (9.0%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this decrease, approximately (i) $78,000 and $207,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $10,000 was related to a decrease in the average price of oil sold. These decreases were partially offset by an increase of approximately $209,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 2,505 barrels and 62,889 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to the shutting-in of one significant well in order to perform a workover during the nine months ended September 30, 2001. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of one significant well in order to perform a workover during the nine months ended September 30, 2001, (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the nine months ended September 30, 2000, and
      (iii) a negative gas balancing adjustment on another significant well during the nine months ended September 30, 2001. Average oil prices decreased to $27.20 per barrel for the nine months ended September 30, 2001 from $31.10 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.45 per Mcf for the nine months ended

      September 30, 2001 from $3.29 per Mcf for the nine months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $1,758 (1.0%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 20.7% for the nine months ended September 30, 2001 from 19.0% for the nine months ended September 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties decreased $18,064 (33.3%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.1% for the nine months ended September 30, 2001 from 5.7% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $9,579 (13.5%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to a change in allocation of audit fees among the I-D Partnership and other affiliated partnerships. As a percentage of oil and gas sales, these expenses increased to 9.3% for the nine months ended September 30, 2001 from 7.4% for the nine months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in general and administrative expenses and the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2001 totaling $15,719,175 or 218.48% of Limited Partners' capital contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                   2001             2000
                                                ----------       ----------
      Oil and gas sales                         $1,349,455       $1,909,516
      Oil and gas production expenses           $  338,413       $  330,043
      Barrels produced                              10,889           12,874
      Mcf produced                                 397,393          383,740
      Average price/Bbl                         $    23.43       $    28.37
      Average price/Mcf                         $     2.75       $     4.02

      As shown in the table above, total oil and gas sales decreased $560,061 (29.3%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $505,000 was related to a decrease in the average price of gas sold and approximately $56,000 was related to a decrease in volumes of oil sold. Volumes of oil sold decreased 1,985 barrels, while volumes of gas sold increased 13,653 Mcf for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, (ii) the sale of several wells during mid 2000, and (iii) the shutting-in of one significant well during the three months ended September 30, 2001 in order to perform repairs and maintenance. Average oil and gas prices decreased to $23.43 per barrel and $2.75 per Mcf, respectively, for the three months ended September 30, 2001 from $28.37 per barrel and $4.02 per Mcf, respectively, for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $8,370 (2.5%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to workover expenses incurred on several wells during the three months ended September 30, 2001. This increase was substantially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 25.1% for the three months ended September 30, 2001 from 17.3% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,871 (3.5%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, this expense increased to 10.0% for the three months ended September 30, 2001 from 7.3% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,496 (1.2%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 9.1% for the three months ended September 30, 2001 from 6.5% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2001             2000
                                                ----------       ----------
      Oil and gas sales                         $5,257,927       $4,891,139
      Oil and gas production expenses           $1,100,809       $  984,005
      Barrels produced                              32,848           40,716
      Mcf produced                                 985,678        1,177,876
      Average price/Bbl                         $    25.25       $    28.19
      Average price/Mcf                         $     4.49       $     3.18

      As shown in the table above, total oil and gas sales increased $366,788 (7.5%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately $1,296,000 was related to an increase in the average price of gas sold.
      This increase was partially offset by decreases of approximately (i) $222,000 and $611,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $96,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 7,868 barrels and 192,198 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, (ii) the sale of several wells during mid 2000, and (iii) the shutting-in of one significant well during the nine months ended September 30, 2001 in order to perform repairs and maintenance. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) negative gas balancing adjustments on two significant wells during the nine months ended September 30, 2001, and (iii) the shutting-in of another significant well during the nine months ended September 30, 2001 in order to perform repairs and maintenance. Average oil prices decreased to $25.25 per barrel for the nine months ended
      September 30, 2001 from $28.19 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.49 per Mcf for the nine months ended September 30, 2001 from $3.18 per Mcf for the nine months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $116,804 (11.9%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2001 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 20.9% for the nine months ended September 30, 2001 from 20.1% for the nine months ended September 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties decreased $86,419 (20.0%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 6.6% for the nine months ended September 30, 2001 from 8.8% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses decreased $18,260 (4.6%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 7.3% for the nine months ended September 30, 2001 from 8.2% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2001 totaling $62,249,552 or 148.78% of Limited Partners' capital contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2001             2000
                                                  --------         --------
      Oil and gas sales                           $365,798         $522,159
      Oil and gas production expenses             $131,558         $131,053
      Barrels produced                               5,875            6,032
      Mcf produced                                  83,941           85,874
      Average price/Bbl                           $  24.63         $  28.25
      Average price/Mcf                           $   2.63         $   4.10

      As shown in the table above, total oil and gas sales decreased $156,361 (29.9%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $21,000 and $123,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 157 barrels and 1,933 Mcf, respectively, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Average oil and gas prices decreased to $24.63 per barrel and $2.63 per Mcf, respectively, for the three months ended September 30, 2001 from $28.25 per barrel and $4.10 per Mcf, respectively, for the three months ended September 30, 2000.

      The I-F Partnership sold certain oil and gas properties during the three months ended September 30, 2000 and recognized a $63,355 gain on such sales. No such sales occurred during the three months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 36.0% for the three months ended September 30, 2001 from 25.1% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $5,754 (16.9%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to downward revisions in the estimates of remaining oil reserves at December 31, 2000. As a percentage of oil and gas sales, this expense increased to 10.9% for the three months ended September 30, 2001 from 6.5% for the three
      months  ended  September  30,  2000.   This   percentage   increase  was
      primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $468 (1.1%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 11.7% for the three months ended September 30, 2001 from 8.3% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     2001           2000
                                                  ----------     ----------
      Oil and gas sales                           $1,351,289     $1,464,412
      Oil and gas production expenses             $  410,160     $  404,499
      Barrels produced                                15,946         19,605
      Mcf produced                                   209,635        270,310
      Average price/Bbl                           $    25.19     $    28.61
      Average price/Mcf                           $     4.53     $     3.34

      As shown in the table above, total oil and gas sales decreased $113,123 (7.7%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this decrease, approximately (i) $105,000 and $203,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $54,000 was related to a decrease in the average price of oil sold. These decreases were partially offset by an increase of approximately $249,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 3,659 barrels and 60,675 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, (ii) the sale of several wells during mid 2000, and (iii) the shutting-in of one significant well during the nine months ended September 30, 2001 in order to perform repairs and maintenance. The decrease in volumes of gas sold was primarily due to (i) a negative gas balancing adjustment on one significant well during the nine months ended September 30, 2001, (ii) the shutting-in of two significant wells during the nine months ended September 30, 2001 in order to perform repairs and maintenance, and (iii) normal declines in production. Average oil prices decreased to $25.19 per barrel for the nine months ended September 30, 2001 from $28.61 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.53 per Mcf for the nine months ended September 30, 2001 from $3.34 per Mcf for the nine months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $5,661 (1.4%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 30.4% for the nine months ended September 30, 2001 from 27.6% for the nine months ended September 30, 2000. This percentage increase was primarily due to the decrease in the average price of oil sold and the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $6,207 (5.7%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, this expense increased to 7.5% for the nine months ended September 30, 2001 from 7.4% for the nine months ended September 30, 2000.

      General and administrative expenses increased $3,818 (2.7%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 10.6% for the nine months ended September 30, 2001 from 9.5% for the nine months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2001 totaling $20,241,664 or 141.34% of Limited Partners' capital contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

      On November 1, 2001 Craig D. Loseke was named Chief Accounting Officer of Geodyne.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            None.

(b)   Reports on Form 8-K.

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 14, 2001            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 14, 2001            By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer