Form 10-Q
period 2003-03-21
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D
filed 2003-05-14
CIK 811031, 806613, 799178

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2003


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
                                   (Unaudited)

                                     ASSETS
                                               March 31,       December 31,
                                                 2003              2002
                                              -----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $153,483          $171,131
   Accounts receivable:
      Oil and gas sales                          197,183           110,658
                                                --------          --------
        Total current assets                    $350,666          $281,789

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 420,603           393,450

DEFERRED CHARGE                                   89,670            89,670
                                                --------          --------
                                                $860,939          $764,909
                                                ========          ========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $ 49,125          $ 28,784
   Gas imbalance payable                          27,206            27,206
                                                --------          --------
        Total current liabilities               $ 76,331          $ 55,990

LONG-TERM LIABILITIES:
   Accrued liability                            $ 39,024          $ 39,024
   Asset retirement obligation
      (Note 1)                                    28,475                 -
                                                --------          --------

      Total long-term liabilities               $ 67,499          $ 39,024

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($ 18,474)        ($ 22,566)
   Limited Partners, issued and
      outstanding, 7,195 units                   735,583           692,461
                                                --------          --------
        Total Partners' capital                 $717,109          $669,895
                                                --------          --------
                                                $860,939          $764,909
                                                ========          ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                 2003              2002
                                              ----------         --------

REVENUES:
   Oil and gas sales                           $268,704          $152,347
   Interest income                                  282               483
   Gain on abandonment                              518                 -
                                               --------          --------
                                               $269,504          $152,830

COSTS AND EXPENSES:
   Lease operating                             $ 48,244          $ 46,473
   Production tax                                18,493             9,372
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  9,534            13,054
   General and administrative
      (Note 2)                                   31,758            34,509
                                               --------          --------
                                               $108,029          $103,408
                                               --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                        $161,475          $ 49,422

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                        1,099                 -
                                               --------          --------

NET INCOME                                     $162,574          $ 49,422
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 25,452          $  9,168
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $137,122          $ 40,254
                                               ========          ========
NET INCOME per unit                            $  19.06          $   5.59
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                  2003              2002
                                               ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $162,574          $ 49,422
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (   1,099)                -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 9,534            13,054
      Gain on abandonments                     (     518)                -
      Increase in accounts receivable -
        oil and gas sales                      (  86,525)        (  16,896)
      Increase in accounts payable                20,341             7,336
                                                --------          --------
Net cash provided by operating
   activities                                   $104,307          $ 52,916
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  6,625)        ($  2,218)
   Proceeds from sale of oil and
      gas properties                                  30            49,153
                                                --------          --------
Net cash provided (used) by investing
   activities                                  ($  6,595)         $ 46,935
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($115,360)        ($134,775)
                                                --------          --------
Net cash used by financing activities          ($115,360)        ($134,775)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 17,648)        ($ 34,924)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           171,131           148,852
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $153,483          $113,928
                                                ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  944,808        $1,098,557
   Accounts receivable:
      Oil and gas sales                        1,173,529           700,458
                                              ----------        ----------
        Total current assets                  $2,118,337        $1,799,015

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,450,477         2,206,391

DEFERRED CHARGE                                  480,060           480,060
                                              ----------        ----------
                                              $5,048,874        $4,485,466
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  256,272        $  228,879
   Accrued liability - other (Note 1)             88,892            88,892
   Gas imbalance payable                         105,422           105,422
                                              ----------        ----------
        Total current liabilities             $  450,586        $  423,193

LONG-TERM LIABILITIES:
   Accrued liability                          $  204,802        $  204,802
   Asset retirement obligation
      (Note 1)                                   276,038                 -
                                              ----------        ----------
        Total long-term liabilities           $  480,840        $  204,802

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   55,207)      ($   92,930)
   Limited Partners, issued and
      outstanding, 41,839 units                4,172,655         3,950,401
                                              ----------        ----------
        Total Partners' capital               $4,117,448        $3,857,471
                                              ----------        ----------
                                              $5,048,874        $4,485,466
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                 2003            2002
                                              ----------       --------

REVENUES:
   Oil and gas sales                          $1,582,451       $906,292
   Interest income                                 1,878          2,526
                                              ----------       --------
                                              $1,584,329       $908,818

COSTS AND EXPENSES:
   Lease operating                            $  329,628       $338,360
   Production tax                                101,748         44,245
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  68,783         99,946
   General and administrative
      (Note 2)                                   133,034        141,776
                                              ----------       --------
                                              $  633,193       $624,327
                                              ----------       --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  951,136       $284,491

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         4,178              -
                                              ----------       --------

NET INCOME                                    $  955,314       $284,491
                                              ==========       ========
GENERAL PARTNER - NET INCOME                  $  152,060       $ 56,287
                                              ==========       ========
LIMITED PARTNERS - NET INCOME                 $  803,254       $228,204
                                              ==========       ========
NET INCOME per unit                           $    19.20       $   5.45
                                              ==========       ========
UNITS OUTSTANDING                                 41,839         41,839
                                              ==========       ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                        (Unaudited)
                                                    2003           2002
                                                 ----------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $  955,314      $284,491
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                    (     4,178)            -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   68,783        99,946
      Increase in accounts receivable -
        oil and gas sales                       (   473,071)    (  39,014)
      Increase in accounts payable                   27,393        61,842
      Increase in accounts payable -
        other                                             -        82,500
      Decrease in accrued liability -
        other (Note 1)                                    -     ( 157,093)
                                                 ----------      --------
Net cash provided by operating
   activities                                    $  574,241      $332,672
                                                 ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   34,351)    ($ 11,396)
   Proceeds from the sale of oil and
      gas properties                                  1,698       159,783
                                                 ----------      --------
Net cash provided (used) by investing
   activities                                   ($   32,653)     $148,387
                                                 ----------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($  695,337)    ($702,835)
                                                 ----------      --------
Net cash used by financing activities           ($  695,337)    ($702,835)
                                                 ----------      --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                  ($  153,749)    ($221,776)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,098,557       780,235
                                                 ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  944,808      $558,459
                                                 ==========      ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2003              2002
                                              ----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  350,823        $  316,892
   Accounts receivable:
      Oil and gas sales                          361,316           240,861
                                              ----------        ----------
        Total current assets                  $  712,139        $  557,753

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 794,121           683,746

DEFERRED CHARGE                                  345,903           345,903
                                              ----------        ----------
                                              $1,852,163        $1,587,402
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   85,806        $   91,775
   Accrued liability - other (Note 1)             62,225            62,225
   Gas imbalance payable                          34,038            34,038
                                              ----------        ----------
        Total current liabilities             $  182,069        $  188,038

LONG-TERM LIABILITIES:
   Accrued liability                          $  159,521        $  159,521
   Asset retirement obligation
      (Note 1)                                   120,543                 -
                                              ----------        ----------
        Total long-term liabilities           $  280,064        $  159,521

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            $    1,563       ($   15,418)
   Limited Partners, issued and
      outstanding, 14,321 units                1,388,467         1,255,261
                                              ----------        ----------
        Total Partners' capital               $1,390,030        $1,239,843
                                              ----------        ----------
                                              $1,852,163        $1,587,402
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                 2003              2002
                                               --------          --------

REVENUES:
   Oil and gas sales                           $539,662          $243,009
   Interest income                                  578               439
                                               --------          --------
                                               $540,240          $243,448

COSTS AND EXPENSES:
   Lease operating                             $117,659          $ 90,451
   Production tax                                33,086             4,913
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 22,155            24,571
   General and administrative
      (Note 2)                                   52,592            56,579
                                               --------          --------
                                               $225,492          $176,514
                                               --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                        $314,748          $ 66,934

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                    (     318)                -
                                               --------          --------

NET INCOME                                     $314,430          $ 66,934
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 50,224          $ 13,414
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $264,206          $ 53,520
                                               ========          ========
NET INCOME per unit                            $  18.45          $   3.74
                                               ========          ========
UNITS OUTSTANDING                                14,321            14,321
                                               ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                  2003            2002
                                                --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $314,430        $ 66,934
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                         318               -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                22,155          24,571
      Increase in accounts receivable -
        oil and gas sales                      ( 120,455)      (   4,754)
      Increase (decrease) in accounts
        payable                                (   5,969)         28,447
      Increase in accounts payable -
        other                                          -          57,750
      Decrease in accrued liability -
        other (Note 1)                                 -       ( 109,965)
                                                --------        --------
Net cash provided by operating
   activities                                   $210,479        $ 62,983
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 12,982)      ($  2,266)
   Proceeds from the sale of oil and
      gas properties                                 677          55,099
                                                --------        --------
Net cash provided (used) by investing
   activities                                  ($ 12,305)       $ 52,833
                                                --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($164,243)      ($ 72,447)
                                                --------        --------
Net cash used by financing activities          ($164,243)      ($ 72,447)
                                                --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 33,931        $ 43,369

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           316,892         114,388
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $350,823        $157,757
                                                ========        ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

              GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 2003, combined statements of operations for the three months ended March 31, 2003 and 2002, and combined statements of cash flows for the three months ended March 31, 2003 and 2002 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 2003, the combined results of operations for the three months ended March 31, 2003 and 2002, and the combined cash flows for the three months ended March 31, 2003 and 2002.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2002. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $1,000 initial capital contribution.

      OIL AND GAS PROPERTIES
      ----------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion, of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner prior.

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes estimated dismantlement and abandonment costs.

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.


      ACCRUED LIABILITY - OTHER
      -------------------------

      The  Accrued  Liability  - Other  at  March  31,  2003 for the I-E and I-F
      Partnerships represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in capitalized cost of oil and gas properties, an increase(decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation in the following approximate amounts for each Partnership:

                                            Increase
                                           (Decrease)
                                               in
                          Change in        Net Income
                          Capitalized       for the
                          Cost of Oil      Change in         Asset
                            and Gas        Accounting      Retirement
        Partnerships      Properties       Principle       Obligation
        ------------      -----------      ----------      ----------
            I-D             $ 30,000         $ 1,000        $ 29,000
            I-E              278,000           4,000         274,000
            I-F              119,000        (    300)        119,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in capitalized cost of oil and gas properties.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2003, the I-D, I-E, and I-F Partnerships recognized approximately $300, $3,000, and $1,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      If this accounting policy had been in effect January 1, 2002, the proforma impact for the I-D, I-E, and I-F Partnerships during the three months ended March 31, 2002 would have been an increase in depreciation, depletion, and amortization expense of approximately $300, $3,000 and $1,000, respectively.

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                    $11,772                $ 19,986
               I-E                     16,814                 116,220
               I-F                     12,812                  39,780

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2003 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution.

      The I-D, I-E, and I-F Partnerships' Statements of Cash Flows for the three months ended March 31, 2002 include proceeds from the sale of certain oil and gas properties during December 2001. These proceeds were included in the Partnerships' cash distributions paid in February 2002.

      Pursuant to the terms of the Partnerships' partnership agreements (the "Partnership Agreements"), the Partnerships would have terminated on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their second two year extension period to December 31, 2003. As of the date of this Quarterly Report, the General Partner has not determined whether to further extend the term of any Partnership.

CRITICAL ACCOUNTING POLICIES
----------------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of the properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs. When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less that complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of oil and gas properties within a field exceeds the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.

      The Deferred Charge on the Balance Sheets represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. Conversely, the Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the Deferred Charge and Accrued Liability is the annual average production costs per Mcf.

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its' pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by negotiated or contractual payment to the underproduced party.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in capitalized cost of oil and gas properties, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation in the following approximate amounts for each Partnership:


                                           Increase
                                          (Decrease)
                                              in
                           Change in      Net Income
                          Capitalized      for the
                          Cost of Oil     Change in          Asset
                            and Gas       Accounting       Retirement
        Partnerships      Properties      Principle        Obligation
        ------------      -----------     ----------       ----------
            I-D             $ 30,000       $ 1,000          $ 29,000
            I-E              278,000         4,000           274,000
            I-F              119,000       (   300)          119,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in capitalized cost of oil and gas properties.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2003, the I-D, I-E, and I-F Partnerships recognized approximately $300, $3,000, and $1,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


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

                                I-D Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002              56,533        1,315,719
         Production                              (   882)      (   41,385)
         Revisions of previous
            estimates                            (    91)      (   39,632)
                                                  ------        ---------

      Proved reserves, March 31, 2003             55,560        1,234,702
                                                  ======        =========

                                I-E Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             421,343        6,775,074
         Production                             ( 11,706)      (  213,245)
         Revisions of previous
            estimates                           ( 13,711)      (  280,504)
                                                 -------        ---------

      Proved reserves, March 31, 2003            395,926        6,281,325
                                                 =======        =========


                                I-F Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             200,897        2,334,632
         Production                             (  5,585)      (   70,164)
         Revisions of previous
            estimates                           (  6,180)      (  155,014)
                                                 -------        ---------

      Proved reserves, March 31, 2003            189,132        2,109,454
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of March 31, 2003 and December 31, 2002. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil prices at March 31, 2003 ($27.75 per barrel) were lower than the prices in effect on December 31, 2002 ($28.00 per barrel). Gas prices at March 31, 2003 ($5.06 per Mcf) were higher than the prices in effect on December 31, 2002 ($4.74 per Mcf). The decrease in oil prices and the increase in gas prices have caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at March 31, 2003 to fluctuate from such estimates and values at December 31, 2002. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to March 31, 2003. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at March 31, 2003 will actually be realized for such production.

                                   Net Present Value of Reserves
                                 ---------------------------------
            Partnership            3/31/03               12/31/02
            -----------          -----------           -----------
                  I-D            $ 3,633,910           $ 3,647,635
                  I-E             19,491,697            19,894,751
                  I-F              6,501,844             6,751,875


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

      Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

     *    Worldwide and domestic supplies of oil and natural gas;
     * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
     * Political instability or armed conflict in oil-producing regions or around major shipping areas;
     *    The level of consumer demand and overall economic activity;
     *    The competitiveness of alternative fuels;
     *    Weather conditions;
     *    The availability of pipelines for transportation; and
     *    Domestic and foreign government regulations and taxes.

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from very high prices in late 2000 and early 2001, to low prices in late 2001 and early 2002, to rising prices in the later part of 2002 and early 2003. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity.

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

      I-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2003             2002
                                                  --------         --------
      Oil and gas sales                           $268,704         $152,347
      Oil and gas production expenses             $ 66,737         $ 55,845
      Barrels produced                                 882              764
      Mcf produced                                  41,385           59,096
      Average price/Bbl                           $  31.86         $  20.34
      Average price/Mcf                           $   5.81         $   2.32

      As shown in the table above, total oil and gas sales increased $116,357 (76.4%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $145,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $41,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 118 barrels, while volumes of gas sold decreased 17,711 Mcf for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The increase in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period gas balancing adjustment on one significant well during the three months ended March 31, 2002. Average oil and gas prices increased to $31.86 per barrel and $5.81 per Mcf, respectively, for the three months ended March 31, 2003 from $20.34 per barrel and $2.32 per Mcf, respectively, for the three months ended March 31, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $10,892 (19.5%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 24.8% for the three months ended March 31, 2003 from 36.7% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,520 (27.0%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 3.5% for the three months ended March 31, 2003 from 8.6% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $2,751 (8.0%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 11.8% for the three months ended March 31, 2003 from 22.7% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2003 totaling $16,370,175 or 227.53% of the Limited Partners' capital contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2003            2002
                                                ----------       --------
      Oil and gas sales                         $1,582,451       $906,292
      Oil and gas production expenses           $  431,376       $382,605
      Barrels produced                              11,706         10,993
      Mcf produced                                 213,245        328,568
      Average price/Bbl                         $    29.98       $  16.65
      Average price/Mcf                         $     5.78       $   2.20

      As shown in the table above, total oil and gas sales increased $676,159 (74.6%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $156,000 and $762,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $254,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 713 barrels, while volumes of gas sold decreased 115,323 Mcf for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a positive prior period gas balancing adjustment on one significant well during the three months ended March 31, 2002, and (iii) a positive prior period volume adjustment made by the purchaser on another significant well during the three months ended March

      31, 2002. Average oil and gas prices increased to $29.98 per barrel and $5.78 per Mcf, respectively, for the three months ended March 31, 2003 from $16.65 per barrel and $2.20 per Mcf, respectively, for the three months ended March 31, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $48,771 (12.7%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase was primarily due to (i) a partial reversal during the three months ended March 31, 2002 of approximately $75,000 (due to a partial post-judgment settlement) of a charge previously accrued for this judgment, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) a positive prior period lease operating expense adjustment made by the operator on one significant well during the three months ended March 31, 2003. These increases were partially offset by (i) workover expenses incurred on two significant wells during the three months ended March 31, 2002, (ii) a decrease in workover expenses on two wells within the same unit incurred during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 and (iii) a negative prior period lease operating expense adjustment on one significant well during the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses decreased to 27.3% for the three months ended March 31, 2003 from 42.2% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $31,163 (31.2%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 4.3% for the three months ended March 31, 2003 from 11.0% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $8,742 (6.2%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 8.4% for the three months ended March 31, 2003 from 15.6% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2003 totaling $65,644,552 or 156.90% of the Limited Partners' capital contributions.
      I-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                                 Three Months Ended March 31,
                                                -----------------------------
                                                    2003             2002
                                                  --------         --------
      Oil and gas sales                           $539,662         $243,009
      Oil and gas production expenses             $150,745         $ 95,364
      Barrels produced                               5,585            5,437
      Mcf produced                                  70,164           80,782
      Average price/Bbl                           $  30.02         $  15.55
      Average price/Mcf                           $   5.30         $   1.96

      As shown in the table above, total oil and gas sales increased $296,653 (122.1%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $81,000 and $234,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold increased 148 barrels, while volumes of gas sold decreased 10,618 Mcf for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 2002. Average oil and gas prices increased to $30.02 per barrel and $5.30 per Mcf, respectively, for the three months ended March 31, 2003 from $15.55 per barrel and $1.96 per Mcf, respectively, for the three months ended March 31, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $55,381 (58.1%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase was primarily due to (i) a partial reversal during the three months ended March 31, 2002 of approximately $52,000 (due to a partial post-judgment settlement) of a charge previously accrued for this judgment, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) a positive prior period lease operating expense adjustment made by the operator on one significant well during the three months ended March 31, 2003. These increases were partially offset by (i) workover expenses incurred on one significant well during the three months ended March 31, 2002, (ii) a negative prior period lease operating expense adjustment on another significant well during the three months ended March 31, 2003, and (iii) a decrease in workover expenses incurred on two wells within the same unit during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 27.9% for the three months ended March 31, 2003 from 39.2% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,416 (9.8%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 4.1% for the three months ended March 31, 2003 from 10.1% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $3,987 (7.0%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 9.7% for the three months ended March 31, 2003 from 23.3% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2003  totaling   $20,836,664  or  145.50%  of  Limited  Partners'  capital
      contributions.

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

(a)  Exhibits

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the I-D Partnership.


     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the I-E Partnership.

     99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the I-F Partnership.

b)   Reports on Form 8-K.

     Current Report on Form 8-K filed during the first quarter of 2003:

                  Date of Event:                January 28, 2003
                  Date Filed with SEC:          January 28, 2003
                  Items Included:               Item 5 - Other Events
                                                Item 7 - Exhibits

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


                                   GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                                   (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 14, 2003                 By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 14, 2003                 By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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

Dated this 14th day of May, 2003.


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

Dated this 14th day of May, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

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

Dated this 14th day of May, 2003.


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

Dated this 14th day of May, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

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

Dated this 14th day of May, 2003.


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

Dated this 14th day of May, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

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