Form 10-Q
period 2005-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D
filed 2005-08-12
CIK 811031, 806613, 799178

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2005


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the E exchange Act).

                        Yes                     No     X
                            ------                  ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                 June 30,      December 31,
                                                   2005            2004
                                                ----------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                     $248,999         $250,839
   Accounts receivable:
      Oil and gas sales                           189,609          153,570
                                                 --------         --------
        Total current assets                     $438,608         $404,409

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  380,750          381,334

DEFERRED CHARGE                                    78,164           82,606
                                                 --------         --------
                                                 $897,522         $868,349
                                                 ========         ========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                              $ 22,787         $ 25,242
   Gas imbalance payable                           34,605           34,587
   Asset retirement obligation -
      current (Note 1)                              1,686            2,453
                                                 --------         --------
        Total current liabilities                $ 59,078         $ 62,282

LONG-TERM LIABILITIES:
   Accrued liability                             $ 25,436         $ 30,433
   Asset retirement obligation
      (Note 1)                                     29,795           28,648
                                                 --------         --------
      Total long-term liabilities                $ 55,231         $ 59,081

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($ 11,432)       ($ 20,255)
   Limited Partners, issued and
      outstanding, 7,195 units                    794,645          767,241
                                                 --------         --------
        Total Partners' capital                  $783,213         $746,986
                                                 --------         --------
                                                 $897,522         $868,349
                                                 ========         ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                               --------          --------

REVENUES:
   Oil and gas sales                           $264,614          $244,861
   Interest income                                1,087               315
                                               --------          --------
                                               $265,701          $245,176

COSTS AND EXPENSES:
   Lease operating                             $ 28,881          $ 21,496
   Production tax                                17,750            16,975
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 11,621            11,575
   General and administrative
      (Note 2)                                   22,858            36,180
                                               --------          --------
                                               $ 81,110          $ 86,226
                                               --------          --------
NET INCOME                                     $184,591          $158,950
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 29,152          $ 25,416
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $155,439          $133,534
                                               ========          ========
NET INCOME per unit                            $  21.61          $  18.56
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                               --------          --------

REVENUES:
   Oil and gas sales                           $557,657          $463,339
   Interest income                                1,973               513
                                               --------          --------
                                               $559,630          $463,852

COSTS AND EXPENSES:
   Lease operating                             $ 65,038          $ 56,618
   Production tax                                37,540            32,225
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 17,685            19,085
   General and administrative
      (Note 2)                                   65,739            63,319
                                               --------          --------
                                               $186,002          $171,247
                                               --------          --------
NET INCOME                                     $373,628          $292,605
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 58,224          $ 46,486
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $315,404          $246,119
                                               ========          ========
NET INCOME per unit                            $  43.84          $  34.21
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)
                                                    2005            2004
                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $373,628        $292,605
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  17,685          19,085
      Settlement of asset retirement
        obligation                               (      36)              -
      Increase in accounts receivable -
        oil and gas sales                        (  36,039)      (  34,127)
      Decrease in deferred charge                    4,442           1,754
      Decrease in accounts payable               (   8,700)      (   7,276)
      Increase in gas imbalance payable                 18             513
      Decrease in accrued liability              (   4,997)      (   1,835)
                                                  --------        --------
Net cash provided by operating
   activities                                     $346,001        $270,719
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($ 13,238)      ($  8,752)
   Proceeds from sale of oil and
      gas properties                                 2,798              92
                                                  --------        --------
Net cash used by investing
   activities                                    ($ 10,440)      ($  8,660)
                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($337,401)      ($298,104)
                                                  --------        --------
Net cash used by financing
   activities                                    ($337,401)      ($298,104)
                                                  --------        --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                   ($  1,840)      ($ 36,045)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             250,839         257,054
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $248,999        $221,009
                                                  ========        ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2005              2004
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,536,044        $1,579,268
   Accounts receivable:
      Oil and gas sales                        1,241,826           958,801
                                              ----------        ----------
        Total current assets                  $2,777,870        $2,538,069

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,177,364         2,176,302

DEFERRED CHARGE                                  397,867           424,309
                                              ----------        ----------
                                              $5,353,101        $5,138,680
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  174,052        $  233,536
   Accrued liability - other (Note 1)                  -            88,892
   Gas imbalance payable                         113,067           117,263
   Asset retirement obligation -
      current (Note 1)                             8,119            71,029
                                              ----------        ----------
        Total current liabilities             $  295,238        $  510,720

LONG-TERM LIABILITIES:
   Accrued liability                          $  128,792        $  157,638
   Asset retirement obligation
      (Note 1)                                   341,258           274,480
                                              ----------        ----------
        Total long-term liabilities           $  470,050        $  432,118

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            $    3,731       ($   73,642)
   Limited Partners, issued and
      outstanding, 41,839 units                4,584,082         4,269,484
                                              ----------        ----------
        Total Partners' capital               $4,587,813        $4,195,842
                                              ----------        ----------
                                              $5,353,101        $5,138,680
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005             2004
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $1,687,867       $1,550,019
   Interest income                                 6,974            2,007
                                              ----------       ----------
                                              $1,694,841       $1,552,026

COSTS AND EXPENSES:
   Lease operating                            $  276,921       $  218,760
   Production tax                                108,835           97,429
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  49,064           51,545
   General and administrative
      (Note 2)                                   122,579          137,412
                                              ----------       ----------
                                              $  557,399       $  505,146
                                              ----------       ----------

NET INCOME                                    $1,137,442       $1,046,880
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  176,439       $  163,947
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $  961,003       $  882,933
                                              ==========       ==========
NET INCOME per unit                           $    22.97       $    21.10
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005             2004
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $3,536,558       $2,926,256
   Interest income                                12,888            3,270
                                              ----------       ----------
                                              $3,549,446       $2,929,526

COSTS AND EXPENSES:
   Lease operating                            $  462,777       $  529,992
   Production tax                                226,861          185,719
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  91,780          107,616
   General and administrative
      (Note 2)                                   266,247          267,297
                                              ----------       ----------
                                              $1,047,665       $1,090,624
                                              ----------       ----------

NET INCOME                                    $2,501,781       $1,838,902
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  386,183       $  290,411
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $2,115,598       $1,548,491
                                              ==========       ==========
NET INCOME per unit                           $    50.57       $    37.01
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)
                                                 2005             2004
                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $2,501,781       $1,838,902
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                91,780          107,616
      Settlement of asset retirement
        obligation                           (       272)               -
      Increase in accounts receivable -
        oil and gas sale                     (   283,025)     (   218,990)
      Decrease in deferred charge                 26,442           10,481
      Decrease in accounts payable           (    64,951)     (    78,755)
      Decrease in accrued liability -
        other                                (    88,892)               -
      Increase (decrease) in gas
        imbalance payable                    (     4,196)           5,749
      Decrease in accrued liability          (    28,846)     (    15,152)
                                              ----------       ----------
Net cash provided by operating
   activities                                 $2,149,821       $1,649,851
                                              ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   92,228)     ($   37,198)
   Proceeds from the sale of oil and
      gas properties                               8,993              104
                                              ----------       ----------
Net cash used by investing
   activities                                ($   83,235)     ($   37,094)
                                              ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($2,109,810)     ($1,719,459)
                                              ----------       ----------
Net cash used by financing
   activities                                ($2,109,810)     ($1,719,459)
                                              ----------       ----------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                          ($   43,224)     ($  106,702)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,579,268        1,541,576
                                              ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,536,044       $1,434,874
                                              ==========       ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2005              2004
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  540,510        $  552,399
   Accounts receivable:
      Oil and gas sales                          392,794           335,364
                                              ----------        ----------
        Total current assets                  $  933,304        $  887,763

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 849,769           840,849

DEFERRED CHARGE                                  304,406           326,610
                                              ----------        ----------
                                              $2,087,479        $2,055,222
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   81,300        $  102,011
   Accrued liability - other (Note 1)                  -            62,225
   Gas imbalance payable                          38,136            37,860
   Asset retirement obligation -
      current (Note 1)                             3,530            46,371
                                              ----------        ----------
        Total current liabilities             $  122,966        $  248,467

LONG-TERM LIABILITIES:
   Accrued liability                          $  117,885        $  139,114
   Asset retirement obligation
      (Note 1)                                   162,978           118,400
                                              ----------        ----------
        Total long-term liabilities           $  280,863        $  257,514

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            $   24,030       ($    1,201)
   Limited Partners, issued and
      outstanding, 14,321 units                1,659,620         1,550,442
                                              ----------        ----------
        Total Partners' capital               $1,683,650        $1,549,241
                                              ----------        ----------
                                              $2,087,479        $2,055,222
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                               --------          --------

REVENUES:
   Oil and gas sales                           $583,939          $500,053
   Interest income                                2,438               714
                                               --------          --------
                                               $586,377          $500,767

COSTS AND EXPENSES:
   Lease operating                             $136,633          $111,505
   Production tax                                37,385            29,490
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 17,062            11,741
   General and administrative
      (Note 2)                                   43,371            57,002
                                               --------          --------
                                               $234,451          $209,738
                                               --------          --------

NET INCOME                                     $351,926          $291,029
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 54,812          $ 45,191
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $297,114          $245,838
                                               ========          ========
NET INCOME per unit                            $  20.75          $  17.17
                                               ========          ========
UNITS OUTSTANDING                                14,321            14,321
                                               ========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                  2005             2004
                                               ----------        --------

REVENUES:
   Oil and gas sales                           $1,184,965        $960,226
   Interest income                                  4,483           1,114
                                               ----------        --------
                                               $1,189,448        $961,340

COSTS AND EXPENSES:
   Lease operating                             $  169,065        $226,284
   Production tax                                  74,369          56,934
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   34,009          33,610
   General and administrative
      (Note 2)                                    106,985         105,279
                                               ----------        --------
                                               $  384,428        $422,107
                                               ----------        --------

NET INCOME                                     $  805,020        $539,233
                                               ==========        ========
GENERAL PARTNER - NET INCOME                   $  124,842        $ 85,423
                                               ==========        ========
LIMITED PARTNERS - NET INCOME                  $  680,178        $453,810
                                               ==========        ========
NET INCOME per unit                            $    47.50        $  31.69
                                               ==========        ========
UNITS OUTSTANDING                                  14,321          14,321
                                               ==========        ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)
                                                     2005          2004
                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $805,020      $539,233
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   34,009        33,610
      Settlement of asset retirement
        obligation                                (     136)            -
      Increase in accounts receivable -
        oil and gas sales                         (  57,430)    (  63,393)
      Decrease in deferred charge                    22,204         7,282
      Decrease in accounts payable                (  16,510)    (  35,481)
      Decrease in accrued liability -
        other                                     (  62,225)            -
      Increase in gas imbalance payable                 276           558
      Decrease in accrued liability               (  21,229)    (   4,799)
                                                   --------      --------
Net cash provided by operating
   activities                                      $703,979      $477,010
                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           ($ 48,350)    ($ 17,368)
   Proceeds from sale of oil and
      gas properties                                  3,093             -
                                                   --------      --------
Net cash used by investing
   activities                                     ($ 45,257)    ($ 17,368)
                                                   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                             ($670,611)    ($495,196)
                                                   --------      --------
Net cash used by financing
   activities                                     ($670,611)    ($495,196)
                                                   --------      --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                    ($ 11,889)    ($ 35,554)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              552,399       513,327
                                                   --------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $540,510      $477,773
                                                   ========      ========

         The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 2005, combined statements of operations for the three and six months ended June 30, 2005 and 2004, and combined statements of cash flows for the six months ended June 30, 2005 and 2004 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 2005, the combined results of operations for the three and six months ended June 30, 2005 and 2004, and the combined cash flows for the six months ended June 30, 2005 and 2004.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2004. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $1,000 initial capital contribution.

      OIL AND GAS PROPERTIES
      ----------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion, of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment.

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.


      ACCRUED LIABILITY - OTHER
      -------------------------

      The Accrued Liability - Other at December 31, 2004 for the I-E and I-F Partnerships represents a charge accrued for the payment of a judgment related to plugging liabilities. The decrease in Accrued Liability - Other from December 31, 2004 to June 30, 2005 was due to a ruling made by the Texas Supreme Court on April 8, 2005 that the Partnerships did not owe this liability.

      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2005, the I-D, I-E, and I-F Partnerships recognized approximately $800, $16,000, and $10,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three and six months ended June 30, 2005 and 2004 are as shown below.

                                 I-D Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2005         6/30/2004
                                             -------------     -------------

      Total Asset Retirement
         Obligation, April 1                    $ 31,094          $ 30,135
      Additions and revisions                         47                 -
      Accretion expense                              340               295
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $ 31,481          $ 30,430
                                                ========          ========

                                              Six Months        Six Months
                                                Ended             Ended
                                              6/30/2005         6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 31,101          $ 29,848
      Additions and revisions                        145                 -
      Settlements and disposals                (     448)                -
      Accretion expense                              683               582
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $ 31,481          $ 30,430
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  1,686          $  1,186
      Asset Retirement Obligation -
         Long-Term                                29,795            29,244

                                 I-E Partnership
                              ---------------

                                             Three Months      Three Months
                                                Ended             Ended
                                               6/30/2005        6/30/2004
                                             -------------     -------------

      Total Asset Retirement
         Obligation, April 1                    $346,082          $282,982
      Additions and revisions                        301                 -
      Accretion expense                            2,994             1,750
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $349,377          $284,732
                                                ========          ========


                                               Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2005         6/30/2004
                                              ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $345,509          $281,230
      Additions and revisions                        794                 -
      Settlements and disposals                (   2,922)                -
      Accretion expense                            5,996             3,502
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $349,377          $284,732
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  8,119          $ 10,791
      Asset Retirement Obligation -
         Long-Term                               341,258           273,941

                                 I-F Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended            Ended
                                               6/30/2005        6/30/2004
                                             -------------     -------------

      Total Asset Retirement
         Obligation, April 1                    $164,940          $123,158
      Additions and revisions                        120                 -
      Accretion expense                            1,448               827
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $166,508          $123,985
                                                ========          ========

                                               Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2005         6/30/2004
                                              ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $164,771          $122,335
      Additions and revisions                        378                 -
      Settlements and disposals                (   1,533)                -
      Accretion expense                            2,892             1,650
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $166,508          $123,985
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  3,530          $  5,893
      Asset Retirement Obligation -
         Long-Term                               162,978           118,092


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2005, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                   $2,872                  $ 19,986
               I-E                    6,359                   116,220
               I-F                    3,591                    39,780

      During the six months ended June 30, 2005, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                   $25,767                 $ 39,972
               I-E                    33,807                  232,440
               I-F                    27,425                   79,560

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2005 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution.

      Pursuant to the terms of the Partnerships' partnership agreements (the "Partnership Agreements"), the Partnerships would have terminated on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their third two year extension period to December 31, 2005. As of the date of this Quarterly Report, the General Partner has not determined whether to further extend the term of any Partnership.

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

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment. When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of oil and gas properties within a field exceeds the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the estimated discounted future cash flows from the properties. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.

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

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price for which the Partnerships are currently settling this liability. These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by negotiated or contractual payment to the underproduced party.


ASSET RETIREMENT OBLIGATIONS
----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      The  Partnerships  are  not  aware  of  any  recently  issued   accounting
      pronouncements that would have an impact on the Partnerships' future results of operations and financial position.

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

                                 I-D Partnership
                                 ---------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                 ---------     -----------

      Proved reserves, Dec. 31, 2004               71,201       1,516,243
         Production                               (   952)     (   41,416)
         Extensions and discoveries                    84             147
         Revisions of previous estimates              204          23,496
                                                   ------       ---------

      Proved reserves, March 31, 2005              70,537       1,498,470
         Production                               (   858)     (   34,823)
         Extensions and discoveries                   305           2,711
         Revisions of previous estimates              518          58,832
                                                   ------       ---------

      Proved reserves, June 30, 2005               70,502       1,525,190
                                                   ======       =========


                                 I-E Partnership
                                 ---------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                 ---------     -----------

      Proved reserves, Dec. 31, 2004              500,364       8,079,380
         Production                              ( 10,723)     (  229,046)
         Extensions and discoveries                   363             635
         Revisions of previous estimates           20,871         141,088
                                                  -------       ---------

      Proved reserves, March 31, 2005             510,875       7,992,057
         Production                              (  8,653)     (  195,235)
         Extensions and discoveries                 1,078          13,574
         Revisions of previous estimates            3,176         314,743
                                                  -------       ---------

      Proved reserves, June 30, 2005              506,476       8,125,139
                                                  =======       =========

                                 I-F Partnership
                                 ---------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                 ---------     -----------

      Proved reserves, Dec. 31, 2004              238,894       2,401,195
         Production                              (  5,079)     (   61,912)
         Extensions and discoveries                   168             296
         Revisions of previous
            estimates                               9,588          53,721
                                                  -------       ---------

      Proved reserves, March 31, 2005             243,571       2,393,300
         Production                              (  3,982)     (   58,488)
         Extensions and discoveries                   407           5,850
         Revisions of previous estimates            1,283         139,067
                                                  -------       ---------

      Proved reserves, June 30, 2005              241,279       2,479,729
                                                  =======       =========

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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of June 30, 2005, March 31, 2005, and December 31, 2004. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the oil and gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to June 30, 2005. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at June 30, 2005 will actually be realized for such production.

                                  Net Present Value of Reserves
                           --------------------------------------------
      Partnership            6/30/05           3/31/05       12/31/04
      -----------          -----------       -----------    -----------
         I-D                $ 5,497,898      $ 5,497,532    $ 4,527,378
         I-E                 31,683,605       31,844,972     25,701,037
         I-F                 10,758,354       10,736,099      8,503,429


                                        Oil and Gas Prices
                            -------------------------------------------
        Pricing               6/30/05          3/31/05       12/31/04
      -----------           -----------      -----------    -----------
      Oil (Bbl)             $     56.63      $     55.31    $     43.36
      Gas (Mcf)                    7.07             7.17           6.02


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

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i)
      geophysical  conditions  which  cause an  acceleration  of the  decline in production, (ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well,
      (iii) prior period volume adjustments (either positive or negative) made by the purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

      I-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2005             2004
                                                  --------         --------
      Oil and gas sales                           $264,614         $244,861
      Oil and gas production expenses             $ 46,631         $ 38,471
      Barrels produced                                 858              840
      Mcf produced                                  34,823           39,049
      Average price/Bbl                           $  52.22         $  37.44
      Average price/Mcf                           $   6.31         $   5.47

      As shown in the table above, total oil and gas sales increased $19,753 (8.1%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Of this increase, approximately $13,000 and $29,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $23,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 18 barrels, while volumes of gas sold decreased 4,226 Mcf for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The decrease in volumes of gas sold was primarily due to normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $8,160 (21.2%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily due to (i) workover expenses incurred on one significant well during the three months ended June 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 17.6% for the three months ended June 30, 2005 from 15.7% for the three months ended June 30, 2004. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties remained relatively constant for the three months ended June 30, 2005 and 2004. An increase primarily due to one significant well being fully depleted during the three months ended June 30, 2005 due to the lack of remaining reserves was substantially offset by (i) several other wells being fully depleted during the three months ended June 30, 2004 due to the lack of remaining reserves and (ii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 4.4% for the three months ended June 30, 2005 from 4.7% for the three months ended June 30, 2004.

      General and administrative expenses decreased $13,322 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 8.6% for the three months ended June 30, 2005 from 14.8% for the three months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2005             2004
                                                  --------         --------
      Oil and gas sales                           $557,657         $463,339
      Oil and gas production expenses             $102,578         $ 88,843
      Barrels produced                               1,810            1,687
      Mcf produced                                  76,239           78,100
      Average price/Bbl                           $  49.90         $  35.48
      Average price/Mcf                           $   6.13         $   5.17

      As shown in the table above, total oil and gas sales increased $94,318 (20.4%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this increase, approximately $26,000 and $73,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $10,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 123 barrels, while volumes of gas sold decreased 1,861 Mcf for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was partially offset by (i) positive prior period volume adjustments made by the operator on two significant wells during the six months ended June 30, 2005, (ii) an increase in production on one significant well following the successful workover of that well during mid 2004, and (iii) the first receipt of revenues on another significant well during early 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $13,735 (15.5%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase was primarily due to (i) workover expenses incurred on two significant wells during the six months ended June 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 18.4% for the six months ended June 30, 2005 from 19.2% for the six months ended June 30, 2004.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,400 (7.3%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This decrease was primarily due to
      (i) several wells being fully depleted during the six months ended June 30, 2004 due to the lack of remaining reserves and (ii) upward revisions in the estimates of remaining gas reserves on two significant wells since June 30, 2004. These decreases were partially offset by one significant well being fully depleted during the six months ended June 30, 2005 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 3.2% for the six months ended June 30, 2005 from 4.1% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,420 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 11.8% for the six months ended June 30, 2005 from 13.7% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2005  totaling   $17,557,175  or  244.03%  of  Limited  Partners'  capital
      contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2005             2004
                                                ----------       ----------
      Oil and gas sales                         $1,687,867       $1,550,019
      Oil and gas production expenses           $  385,756       $  316,189
      Barrels produced                               8,653           11,664
      Mcf produced                                 195,235          210,241
      Average price/Bbl                         $    53.32       $    34.42
      Average price/Mcf                         $     6.28       $     5.46

      As shown in the table above, total oil and gas sales increased $137,848 (8.9%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Of this increase, approximately $164,000 and $160,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $104,000 and $82,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 3,011 barrels and 15,006 Mcf, respectively, for the three months ended June 30, 2005 as compared to the three months ended June 30,

      2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2005. The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was partially offset by (i) an increase in production on two significant wells following the successful workover of those wells during mid 2004, (ii) the successful completion of two new wells in late 2004, and (iii) the first receipt of revenues on one significant well during early 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $69,567 (22.0%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 22.9% for the three months ended June 30, 2005 from 20.4% for the three months ended June 30, 2004. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,481 (4.8%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This decrease was primarily due to (i) several wells being fully depleted during the three months ended June 30, 2004 due to the lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. These decreases were partially offset by (i) one significant well being fully depleted during the three months ended June 30, 2005 due to the lack of remaining reserves, (ii) downward revisions in the estimates of remaining gas reserves on two other significant wells since June 30, 2004, and (iii) an increase in depletable oil and gas properties during 2005 primarily due to the drilling of one developmental well. As a percentage of oil and gas sales, this expense decreased to 2.9% for the three months ended June 30, 2005 from 3.3% for the three months ended June 30, 2004. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $14,833 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 7.3% for the three months ended June 30, 2005 from 8.9% for the three months ended June 30, 2004. This percentage decrease was primarily due to (i) the dollar decrease in general and administrative expenses and (ii) the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                    2005            2004
                                                 ----------      ----------
      Oil and gas sales                          $3,536,558      $2,926,256
      Oil and gas production expenses            $  689,638      $  715,711
      Barrels produced                               19,376          23,243
      Mcf produced                                  424,281         425,942
      Average price/Bbl                          $    49.38      $    32.64
      Average price/Mcf                          $     6.08      $     5.09

      As shown in the table above, total oil and gas sales increased $610,302 (20.9%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this increase, approximately $324,000 and $421,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $126,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 3,867 barrels and 1,661 Mcf, respectively, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2005. The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was substantially offset by (i) an increase in production on two significant wells following the successful workover of those wells during mid 2004, (ii) the first receipt of revenues on one significant well during early 2005, and (iii) the successful completion of two new wells in late 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $26,073 (3.6%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This decrease was primarily due to (i) a reversal during the six months ended June 30, 2005 of approximately $89,000 of a charge previously accrued for a judgment, (ii) workover expenses incurred on several wells during the six months ended June 30, 2004, and (iii) a decrease in repair and maintenance expenses incurred on another significant well during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. These decreases were partially offset by (i) workover expenses incurred on several wells during the six months ended June 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 19.5% for the six months ended June 30, 2005 from 24.5% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties decreased $15,836 (14.7%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This decrease was primarily due to (i) several wells being fully depleted during the six months ended June 30, 2004 due to the lack of remaining reserves and (ii) upward revisions in the estimates of remaining gas reserves on one significant well since June 30, 2004. These decreases were partially offset by (i) one significant well being fully depleted during the six months ended June 30, 2005 due to the lack of remaining reserves, (ii) downward revisions in the estimates of remaining oil and gas reserves on two other significant wells since June 30, 2004, and (iii) an increase in depletable oil and gas properties during 2005 primarily due to the drilling of one developmental well. As a percentage of oil and gas sales, this expense decreased to 2.6% for the six months ended June 30, 2005 from 3.7% for the six months ended June 30, 2004. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 7.5% for the six months ended June 30, 2005 from 9.1% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2005  totaling   $73,051,552  or  174.60%  of  Limited  Partners'  capital
      contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2005             2004
                                                  --------         --------
      Oil and gas sales                           $583,939         $500,053
      Oil and gas production expenses             $174,018         $140,995
      Barrels produced                               3,982            5,084
      Mcf produced                                  58,488           58,914
      Average price/Bbl                           $  52.52         $  34.77
      Average price/Mcf                           $   6.41         $   5.49

      As shown in the table above, total oil and gas sales increased $83,886 (16.8%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Of this increase, approximately $71,000 and $54,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $38,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 1,102 barrels and 426 Mcf, respectively, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2005. The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was substantially offset by (i) the successful completion of two new wells during late 2004, (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2005, and (iii) an increase in production on another significant well following the successful workover of that well during mid 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $33,023 (23.4%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 29.8% for the three months ended June 30, 2005 from 28.2% for the three months ended June 30, 2004.

      Depreciation, depletion, and amortization of oil and gas properties increased $5,321 (45.3%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily due to (i) downward revisions in the estimates of remaining gas reserves on two significant wells since June 30, 2004 and (ii) an increase in depletable oil and gas properties during 2005 primarily due to the drilling of another developmental well. As a percentage of oil and gas sales, this expense increased to 2.9% for the three months ended June 30, 2005 from 2.3% for the three months ended June 30, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $13,631 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 7.4% for the three months ended June 30, 2005 from 11.4% for the three months ended June 30, 2004. This percentage decrease was primarily due to (i) the dollar decrease in general and administrative expenses and (ii) the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2005            2004
                                                  ----------       --------
      Oil and gas sales                           $1,184,965       $960,226
      Oil and gas production expenses             $  243,434       $283,218
      Barrels produced                                 9,061         10,321
      Mcf produced                                   120,400        120,343
      Average price/Bbl                           $    48.87       $  32.97
      Average price/Mcf                           $     6.16       $   5.15

      As shown in the table above, total oil and gas sales increased $224,739 (23.4%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this increase, approximately $144,000 and $122,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $42,000 related to a decrease in volumes of oil sold.
      Volumes of oil sold decreased 1,260 barrels, while volumes of gas sold increased 57 Mcf for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2005. The increase in volumes of gas sold was primarily due to (i) the successful completion of two new wells during late 2004, (ii) a positive prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2005, and (iii) an increase in production on another significant well following the successful workover of that well during mid 2004. These increases were substantially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $39,784 (14.0%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This decrease was primarily due to (i) a reversal during the six months ended June 30, 2005 of approximately $62,000 of a charge previously accrued for a judgment, (ii) workover expenses incurred on several wells during the six months ended June 30, 2004, and (iii) a decrease in repair and maintenance expenses incurred on another significant well during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. These decreases were partially offset by (i) workover expenses incurred on several wells during the six months ended June 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 20.5% for the six months ended June 30, 2005 from 29.5% for the six months ended June 30, 2004. This percentage decrease was primarily due to (i) the increase in oil and gas sales and
      (ii) the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $399 (1.2%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase was primarily due to
      (i) downward revisions in the estimates of remaining oil and gas reserves on two significant wells since June 30, 2004 and (ii) an increase in depletable oil and gas properties during 2005 primarily due to the drilling of one developmental well. These increases were partially offset by upward revisions in the estimates of remaining gas reserves on another significant well since June 30, 2004. As a percentage of oil and gas sales, this expense decreased to 2.9% for the six months ended June 30, 2005 from 3.5% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,706 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 9.0% for the six months ended June 30, 2005 from 11.0% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2005  totaling   $22,964,664  or  160.36%  of  Limited  Partners'  capital
      contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     CONTROLS AND PROCEDURES

            As of the end of the period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms.

                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      A lawsuit styled Xplor Energy Operating Co. v. The Newton Corp, et al., Case No. 99-04-01960-CV, 284th Judicial District Court of Montgomery
      County, Texas was filed on May 12, 1999. The Newton Corp. ("Newton") acquired an interest at auction in the State 87-S1 (the "Well") owned by the I-E Partnership, the I-F Partnership, and a related partnership (collectively the "Prior Owners"). Eight months after Newton's acquisition of the Prior Owners' interest, the operator of the Well, Xplor Energy Operating Co. ("Xplor"), plugged and abandoned the Well. Xplor filed this lawsuit on May 12, 1999 alleging that the Prior Owners were the record owners of the lease when it expired and that the Prior Owners were responsible for the costs of plugging and abandoning the Well. Xplor sought to recover the Prior Owners' proportionate share of the costs to plug and abandon the well along with attorneys' fees and interest. The Prior Owners denied liability and cross-claimed against Newton for indemnity for any amounts that may be awarded to Xplor. Newton in turn alleged that the Prior Owners were liable for the plugging costs. Trial was held on August 6, 2001. At the conclusion of the trial the Court awarded Xplor $86,000 plus $200,000 in attorney fees and awarded Newton $300 plus $161,000 in attorney fees to be divided among the Prior Owners. On January 15, 2002 the Prior Owners filed an appeal of the matter with the Court of Appeals, Fifth District of Texas, Dallas, Texas, Case No. 05-02-00070-CV. The I-E Partnership and I-F Partnership have approximately 50% and 35%, respectively, of the liability with respect to the trial court judgment rendered in the matter.

      On April 23, 2002 the Prior Owners entered into a settlement agreement with Xplor thereby settling for $165,000 the judgment in favor of Xplor. On January 23, 2003 the Court of Appeals ruled against Newton on all issues except one claim resulting in the $300 liability to the Prior Owners, and remanded the case to the trial court to determine and award to Newton any portion of the alleged attorneys' fees awarded to them that is attributable solely to the $300 award against the Prior Owners. On April 8, 2005 the Texas Supreme Court reversed this decision and ruled that the Prior Owners had no liability to Newton. The Texas Supreme Court remanded the case to the trial court to render a judgment in favor of the Prior Owners against Newton in an amount to be determined in order to reimburse the Prior Owners for the costs to plug and abandon the Well.

ITEM 6.     EXHIBITS


31.1        Certification   by  Dennis  R.  Neill  required  by  Rule
            13a-14(a)/15d-14(a) for the I-D Partnership.

31.2        Certification   by  Craig  D.  Loseke  required  by  Rule
            13a-14(a)/15d-14(a) for the I-D Partnership.

31.3        Certification   by  Dennis  R.  Neill  required  by  Rule
            13a-14(a)/15d-14(a) for the I-E Partnership.

31.4        Certification   by  Craig  D.  Loseke  required  by  Rule
            13a-14(a)/15d-14(a) for the I-E Partnership.

31.5        Certification   by  Dennis  R.  Neill  required  by  Rule
            13a-14(a)/15d-14(a) for the I-F Partnership.

31.6        Certification   by  Craig  D.  Loseke  required  by  Rule
            13a-14(a)/15d-14(a) for the I-F Partnership.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the I-D Partnership.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the I-E Partnership.

32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the I-F Partnership.

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


                                   GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                                    (Registrant)

                                   BY:   GEODYNE RESOURCES, INC.

                                         General Partner


Date:  August 12, 2005             By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 12, 2005             By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------

Exh.
No.   Exhibit
----  -------

31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership I-D.

31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership I-D.

31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership I-E.

31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership I-E.

31.5 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership I-F.

31.6 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership I-F.

32.1  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-D.

32.2  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-E.

32.3  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-F.